Form 10-K/A
period 2006-12-30
Linens 'N Things Center, Inc.; LINENS N THINGS INC; Linens Holding Co.
filed 2007-09-28
CIK 1366909, 1023052, 1366913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 30, 2006

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file numbers:	333-135646-12
001-12381
333-135646-11

LINENS HOLDING CO.

LINENS ’N THINGS, INC.

LINENS ’N THINGS CENTER, INC.

(Exact names of registrants as specified in their charters)

Delaware Delaware California	20-4192917 22-3463939 59-2740308
(States or other jurisdictions of incorporation or organization)	(I.R.S. Employer Identification Nos.)

6 Brighton Road, Clifton, New Jersey  07015

(Address of principal executive offices) (Zip Code)

(973) 778-1300

(Registrants’ telephone number, including area code)

Securities registered pursuant to Section 12(b) or 12(g) of the Act:

None

Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act:

Yes ☐      No ☒

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or 15(d) of the Act:

Yes ☐      No ☒

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days:

Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:     ☒

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, or non-accelerated filers. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filers ☐     Accelerated Filers ☐     Non-accelerated Filers ☒

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐      No ☒

As of March 1, 2007, there were 13,013,000 shares of Linens Holding Co. common stock, $0.01 par value, outstanding; 1,000 shares of Linens ‘n Things, Inc. common stock, $0.01 par value, outstanding; and 100 shares of Linens ‘n Things Center, Inc. common stock, no par value, outstanding. None is publicly traded.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment on Form 10-K/A constitutes Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 30, 2006, which was previously filed with the SEC on March 27, 2007 (the “Annual Report”), of Linens Holding Co., Linens ’n Things, Inc. (“LNT”), and Linens ’n Things Center, Inc. We are filing this amendment to amend and restate in its entirety the disclosure set forth in Item 11. We are also amending Item 15 for the purpose of including as exhibits to this Amendment the Certifications pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 and the Certifications pursuant to 18 U.S.C. Section 1350 for the Registrants.

The purpose of this Amendment is to correct certain information reported in the Summary Compensation Table and the Post Termination Payments and Benefits table included in Item 11.

In the Summary Compensation Table, the amount of “All Other Compensation” reported for Robert J. DiNicola with respect to fiscal 2006 did not include the total amount of relocation reimbursement by LNT in 2006 related to relocation transaction costs and moving expenses and the total amount of reimbursement of taxes on such relocation reimbursement. LNT recently discovered that the additional amount of relocation reimbursement (approximately $445,000) had not been reported as income for Mr. DiNicola and that the additional amount of tax reimbursement  due (approximately $435,000), which also represents 2006 income, had not been paid as additional withholding on Mr. DiNicola’s behalf. Accordingly, the amounts under “All Other Compensation” and “Total” in the Summary Compensation Table, and note (3)(a) thereto, have been corrected for Mr. DiNicola to reflect the increased reimbursement amounts in both categories. Pursuant to the terms of Mr. DiNicola’s employment agreement with LNT, Mr. DiNicola is required to take all reasonable steps necessary to seek reimbursement from Zale Corporation, a former employer of Mr. DiNicola, of any of the relocation expenses Zale is obligated to pay. Any such reimbursement by Zale would be an offset against LNT’s obligations and Mr. DiNicola would reimburse LNT accordingly with respect to amounts already paid.

Note (3)(a) (for Mr. DiNicola) and note (3)(d) (for Robert Homler) have each been revised to reflect the correct allocation of All Other Compensation between relocation reimbursement and tax reimbursement with respect to the total reimbursement originally disclosed.

In the Post Termination Payments and Benefits table, the value originally disclosed for acceleration of vesting of stock options for Francis M. Rowan in connection with a change in control inadvertently only reflected one of Mr. Rowan’s two outstanding stock option grants as of December 30, 2006.

The Registrants have determined that the incorrect classification of the additional amount of relocation reimbursement, the delayed tax reimbursement, the incorrect allocations between the originally disclosed reimbursements amounts, and the inadvertent omission of post-termination accelerated stock option value were isolated occurrences and do not represent any material weakness. No other substantive corrections or additions have been made to Item 11, although a small number of grammatical or typographical corrections have been made.

This Amendment amends only the items of the Annual Report specified above and amends those items solely to reflect the changes described above. This Amendment does not otherwise update the disclosures in the Annual Report as originally filed and does not reflect events occurring after the original filing of the Annual Report on March 27, 2007.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview

The compensation committee of the Company’s board of directors is empowered to review and approve the annual compensation and compensation structure for the Company’s executive officers and management compensation generally. The Company’s executive officers are the Chairman and Chief Executive Officer, the Senior Vice President and Chief Financial Officer, the Executive Vice President of Store Operations and the Executive Vice President, Merchandising. Each of the executive officers is employed by the Company’s wholly owned subsidiary, Linens ’n Things, Inc. (“LNT”). The board of directors and compensation committee of each of the Company and LNT have the same composition.

The primary objective of the Company’s compensation program, including compensation of executives, is to attract and retain qualified, energetic associates who are enthusiastic about the Company’s mission and culture. A further objective of the Company’s compensation program is to provide incentives and to reward each associate for their contribution to the Company. In addition, the Company strives to promote an ownership mentality among key leadership and the Company’s board of directors. Finally, the Company intends for its compensation structure to be perceived as fair to associates, stockholders, and noteholders.

The Company’s compensation program is designed to reward each associate’s individual  contribution to the Company, incentivize each associate’s future performance and recognize the Company’s growth and financial performance. The Company’s compensation structure, including executive compensation, was reviewed and restructured in 2006 following the Company’s acquisition of LNT in February 2006. The compensation committee considers numerous factors, including the associates’ experience in conjunction with the level and complexity of the position. Regarding the compensation program and structure generally and all aspects of executive compensation, management provides recommendations to the compensation committee; however, the compensation committee does not delegate any of its functions to others in setting compensation. The compensation committee is also responsible for reviewing and making recommendations to the board of directors regarding director compensation. The Company does not currently engage any consultant related to executive or director compensation matters.

Elements of the Company’s Executive Compensation

Annual executive officer compensation consists of the following components: base salary; annual performance bonus; stock options; and certain benefits. The compensation committee intends to set executive cash compensation at a level to attract and retain a strong motivated leadership team, but not so high that it creates a negative perception with our associates generally, noteholders or stockholders. Annual incentive compensation is included to reward executives for the Company’s growth and financial performance based on achievement of criteria established by the Chairman and approved by the compensation committee.

Each of the Company’s executive officers receives stock option grants under the Linens Holding Co. Stock Option Plan. All of the Company’s associates are eligible for stock option grants, which recognize and incentivize performance. The stock option plan was established in 2006 following the acquisition and grants were made to associates at the position of buyer and above. Approximately 64% of the stock options granted under the stock option plan has been granted to associates who are not executive officers. The Company believes that through its broad-based plan, the economic interests of the Company’s associates, including its executives, are more closely aligned to ownership interests.

The Company provides only limited benefits to its executive officers and senior vice presidents, including medical and dental insurance, long-term disability insurance, life insurance, cellular telephone and service needed with the performance of the executive’s responsibilities and specified financial planning services. Under certain circumstances, management may recommend and the compensation committee may approve more limited benefits or additional benefits, such as relocation expenses for new executives.

Stock Option Grants

The compensation committee intends for stock option grants generally to be considered on an annual basis, except for new hires, promotions and special performance recognition. Stock option grants are recommended to the compensation committee by management, but all grants must be approved by the compensation committee. Stock option grants may be approved by the compensation committee at in-person or telephonic meetings or by unanimous written consents. The date of grant is established based on the date of the meeting or, with respect to written consents, the date the last signature of the compensation committee members is obtained. The compensation committee sets the exercise price per share for stock option grants at an amount greater than or equal to the fair market value per share of the Company’s common stock. Since the Company’s common stock is not publicly traded, the compensation committee’s determination is based on information provided by management and reviewed and approved by the compensation committee. In 2006, the exercise price for stock option grants was determined by reference to the purchase price paid by the Company for the February 2006 acquisition of LNT. The compensation committee does not delegate any function of the stock option grants, and executives are not treated differently from other associates.

How the Company Chose Amounts and/or Formulas for Each Element

Each executive’s current and prior compensation is considered in setting future compensation. In addition, we review the compensation practices of other companies. Base salary amounts are determined by complexity and level of position as well as market comparisons.

The executive officers are entitled to certain annual performance bonuses pursuant to the terms of their employment agreements. See “—Summary Compensation Table.”  Each executive officer has a target bonus amount expressed as a percentage of his annual base salary. The respective percentages are determined by position and level of responsibility. The Company’s Chairman of the Board and Chief Executive Officer has a target bonus of 100% of his annual base salary if LNT exceeds sales, EBITDA and cash generation goals based on levels to be determined by the LNT board of directors or compensation committee for the applicable year. The other executive officers have target bonuses of 50% of base salary; however, the amount is to be determined by the LNT board or compensation committee in its sole discretion. No annual performance bonuses were paid with respect to the year ended December 30, 2006.

Management has developed a proposed plan for 2007 management incentive compensation, which will be presented to the compensation committee for approval in April 2007.

The compensation committee is considering a plan for 2007 management incentive compensation, which includes incentive compensation potential for certain of the named executive officers within the following ranges:

•                  DiNicola – target 100% of annual base salary and maximum 150% of annual base salary.

•                  Rowan, Coder and Homler – target 50% of annual base salary and maximum 75% of annual base salary.

For each of these named executive officers, the incentive compensation potential for 2007 is proposed to be at the following levels:

•                  First threshold – 25% of target based on achieving 83% of budgeted EBITDA.

•                  Second threshold – 50% of target based on achieving 90% of budgeted EBITDA.

•                  Third threshold – 75% of target based on achieving 97% of budgeted EBITDA.

•                  Target – 100% on achieving budgeted EBITDA.

•                  Maximum – maximum for each named executive officer based on achieving 150% of budgeted EBITDA.

The Company does not disclose its internal budget for results of operations, including budgeted EBITDA. Budgeted EBITDA is confidential financial information of the Company, and the Company believes that it disclosure would cause the Company competitive harm by disclosing to competitors a key element of its internal projections. Management believes that achieving 100% of budgeted EBITDA in fiscal year 2007 while possible for the named executive officers will present a significant challenge. Accordingly, there is also a need for appropriate incentive compensation at the lower thresholds indicated above.

Stock option grant awards are determined in accordance with performance and level of position. Each of the stock option grants are granted under the Linens Holding Co. Stock Option Plan and are divided equally between a time option and a performance option. The stock options expire seven years after the date of grant. The time options become vested and exercisable in four equal installments based on the anniversary of the date of grant or the anniversary of a designated date. The performance option provides that if on any “Measurement Date,” the “Value Per Share” equals or exceeds the “Target Stock Price” (as such terms are defined in the option grant letter), then the performance option will vest and become exercisable in two equal annual installments on each of the first two anniversaries of the Measurement Date, subject to acceleration in the event of a change in control or a specified liquidity event, as set forth in the option grant letter. Prior to a qualified initial public offering, with gross proceeds to the Company of not less than $150.0 million, a Measurement Date is the end of a fiscal quarter beginning with or following December 31, 2007. Prior to a qualified initial public offering, Value Per Share is the Company’s “Net Equity Value” divided by the number of fully diluted shares. Net Equity Value is calculated as the sum of (1) 7.5 times the Company’s EBITDA for the four fiscal quarters ending on the Measurement Date, (2) the sum of all cash and cash equivalents and the aggregate exercise price of all outstanding options or warrants to purchase shares of the Company’s common stock, less (3) the Company’s debt as of the Measurement Date. Upon a defined liquidity event, Value Per Share is the price per share realized by the Company’s principal stockholder. The Target Stock Price means $50.00 compounded at an annual rate of 25% from February 14, 2006 to the Measurement Date.

Accounting and Tax Considerations

The Company’s stock option grant policies have been impacted by the implementation of SFAS No. 123 (Revised 2004), which it adopted in the first quarter of fiscal year 2006. Under this accounting pronouncement, the Company is required to value unvested stock options granted prior to our adoption of SFAS No. 123 under the fair value method and expense those amounts in the income statement over the stock option’s remaining vesting period.

The Company has structured its compensation program to comply with Internal Revenue Code Sections 162(m) and 409A. Under Section 162(m) of the Internal Revenue Code, a limitation was placed on tax deductions of any publicly-held corporation for individual compensation to certain executives of such corporation exceeding $1,000,000 in any taxable year, unless the compensation is performance-based. The Company has no individuals with non-performance based compensation paid in excess of the Internal Revenue Code Section 162(m) tax deduction limit. If an executive is entitled to nonqualified deferred compensation benefits that are subject to Section 409A, and such benefits do not comply with Section 409A, then the benefits are taxable in the first year they are not subject to a substantial risk of forfeiture. In such case, the executive is subject to regular federal income tax, interest and an additional federal income tax of 20% of the benefit includible in income.

Summary Compensation Table

The following table sets forth information with respect to compensation for the fiscal year ended December 30, 2006 with respect to the Company’s executive officers, including the Company’s principal executive officer and principal financial officer, as well as the former Chairman and Chief Executive Officer of LNT and former President and Chief Operating Officer. The listed persons are referred to in this Item 11 as the “named executive officers.”

							Change in Pension
							Value and
							Non-
						Non-Equity	qualified
						Incentive	Deferred
						Plan	Compen-
				Stock	Option	Compen-	sation	All Other
		Salary	Bonus	Awards	Awards	sation	Earnings	Compensation	Total
Name and Principal Position	Year	($)	($) (1)	($)	($) (2)	($)	($)	($) (3)	($)

Robert J. DiNicola	2006	$1,189,885	$—	$—	$1,824,777	$—	$—	$1,294,111	$4,308,773
Chairman of the Board and Chief Executive Officer (4)

Francis M. Rowan	2006	$228,838	$35,000	$—	$52,696	$—	$—	$104,161	$420,695
Senior Vice President and Chief Financial Officer (5)

F. David Coder	2006	$382,692	$100,000	$—	$145,757	$—	$—	$515,314	$1,143,763
Executive Vice President of Store Operations

Robert Homler	2006	$274,039	$—	$—	$88,446	$—	$—	$271,062	$633,547
Executive Vice President, Merchandising (6)

Norman Axelrod	2006	$137,250	$—	$—	$—	$—	$—	$18,029,699	$18,166,949
Former Chairman and Chief Executive Officer (7)

Jack E. Moore	2006	$61,269	$—	$—	$—	$—	$—	$4,827,271	$4,888,540
Former President and Chief Operating Officer (8)

(1)	Bonus amounts reflect transaction incentive bonuses paid upon consummation of the acquisition of LNT in February 2006.

(2)	See Note (13) to the Company’s consolidated financial statements included in this report regarding the valuation assumptions with respect to the amounts shown.

(3)	Includes perquisites, equity distributions and severance received by the named executive officers and life insurance premiums paid on behalf of the named executive officers, as follows:

(a) For Mr. DiNicola, includes perquisites totaling $721,910, consisting of $33,431 for car allowance and $688,479 for relocation reimbursement related to sale and purchase of home and moving expenses. Also includes $566,303 for reimbursement of taxes on such relocation reimbursement and imputed value for life insurance premiums of $5,898.

(b) For Mr. Rowan, includes perquisite of financial planning services valued at $4,050, employer 401(k) Plan contribution of $7,784, equity distribution in connection with the acquisition of LNT in February 2006 of $92,225 and imputed value for life insurance premiums of $102.

(c) For Mr. Coder, includes perquisite of financial planning services valued at $12,021. Also includes employer 401(k) Plan contribution of $10,077, equity distribution in connection with the acquisition of LNT in February 2006 of $492,949 and imputed value for life insurance premiums of $267.

(d) For Mr. Homler, includes perquisite totaling $176,211 for relocation reimbursement related to sale and purchase of home and moving expenses. Also includes $92,947 for reimbursement of taxes on such relocation reimbursement and imputed value for life insurance premiums of $1,904.

(e) For Mr. Axelrod, includes perquisite of financial planning services valued at $15,026. Also includes employer 401(k) Plan contribution of $5,490, equity distribution in connection with the acquisition of LNT in February 2006 of $6,362,403, severance compensation of $5,088,179, a distribution from his supplemental executive retirement program (“SERP”) of $6,542,664 and imputed income of $15,937 based on the Company-funded term life insurance benefit.

(f) For Mr. Moore, includes employer 401(k) Plan contribution of $2,451, equity distribution in connection with the acquisition of LNT in February 2006 of $1,155,000, severance compensation of $2,471,948 and tax reimbursement relating to excess parachute payments of $1,197,872.

(4)

Mr. DiNicola became the Company’s Chairman of the Board and Chief Executive Officer on February 14, 2006. Salary amount includes directors fees in 2006 of $32,000. Also, Option Awards amount includes value of director options granted on June 13, 2006. See “—Director Compensation” below.

(5)	Mr. Rowan became the Company’s Senior Vice President and Chief Financial Officer on April 28, 2006.

(6)	Mr. Homler became our Executive Vice President, Merchandising on May 5, 2006.

(7)	Mr. Axelrod ceased serving as the Chairman and Chief Executive Officer of LNT on February 14, 2006.

(8)	Mr. Moore ceased serving as the President and Chief Operating Officer of LNT on January 12, 2006. His final date of employment was February 14, 2006.

Current Executive Officers

LNT entered into an employment agreement with each of the current executive officers in the fiscal year ended December 30, 2006. The following summarizes the principal terms of these employment agreements.

The term of Mr. DiNicola’s employment continues until December 31, 2008. The employment term for each of Mr. Rowan, Mr. Coder and Mr. Homler continues until December 31, 2007. Each of the employment terms is subject to automatic one-year renewals unless LNT or the executive provides one-year advance notice of an election not to renew the term. The employment agreements provide for payment of an annual base salary that will be reviewed on an annual basis by LNT’s compensation committee. The current annual base salaries are $1,350,000 for Mr. DiNicola, $250,000 for Mr. Rowan, $400,000 for Mr. Coder and $400,000 for Mr. Homler.

The executives are entitled to certain annual performance bonuses pursuant to the terms of their employment agreements. Mr. DiNicola has a target bonus of 100% of his annual base salary if LNT exceeds EBITDA levels to be determined by the LNT compensation committee for the applicable year. Mr. Rowan, Mr. Coder and Mr. Homler are eligible for annual performance bonuses in an amount to be determined by the LNT compensation committee in its sole discretion based on EBITDA levels for the applicable year. The target bonus is 40% of annual base salary for Mr. Rowan and 50% of annual base salary for each of Mr. Coder and Mr. Homler.

The employment agreements generally provide for the executives to participate in and receive benefits under any benefit plans, arrangements or policies made available by LNT to its employees generally and certain specified benefits, including (except for Mr. DiNicola) health insurance, prescription drug coverage, dental insurance, long-term disability insurance, life insurance, cellular telephone and service and annual financial planning services. In addition, Mr. DiNicola and Mr. Homler were each entitled to relocation expenses, including moving expenses and certain expenses in connection with the sale of an existing home and purchase of a new home, as well as reimbursement for income taxes incurred as result of such payments. Mr. DiNicola is also entitled to transportation between the Company’s headquarters and his permanent or temporary residence in the New York City area or a New York City area airport. If he does not utilize this benefit, he is entitled to equivalent cash compensation.

Each of the employment agreements also includes customary covenants including noncompetition, confidentiality and nondisclosure and nonsolicitation of employees.

Norman Axelrod

Upon the consummation of the acquisition of LNT, Norman Axelrod ceased to be Chairman of the Company’s board of directors and Chief Executive Officer, and his employment terminated on February 16, 2006. LNT and Mr. Axelrod entered into a general release agreement pursuant to which Mr. Axelrod agreed to release LNT and its affiliates from any claims Mr. Axelrod may have had, and LNT agreed to pay Mr. Axelrod’s severance and other entitlements under his employment agreement. These entitlements include a perquisite of financial planning services valued at $15,026, an employer 401(k) Plan contribution of $5,490, an equity distribution in connection with the acquisition of LNT in February 2006 of $6,362,403, severance compensation of $5,088,179, a distribution from his supplemental executive retirement program (“SERP”) of $6,542,664 and imputed income of $15,937 based on the Company-funded term life insurance benefit.

Grants of Plan-Based Awards

The following table sets forth certain information with respect to stock options granted during the fiscal year ended December 30, 2006 to each of the named executive officers.

								All Other	All Other
								Stock	Option
								Awards:	Awards:
		Estimated Future Payouts Under			Estimated Future Payouts Under			Number of	Number of	Exercise or	Grant Date
		Non-Equity Incentive Plan Awards			Equity Incentive Plan Awards			Shares of	Securities	Base Price	Fair
Name	Grant Date	Threshold ($)	Target ($)	Maxi- mum ($)	Threshold (#)	Target (#)	Maxi- mum (#)	Stock or Units (#)	Underlying Options (#) (1)	of Option Awards ($ / Sh)	Value of Stock and Option Awards ($)
Robert J. DiNicola (2)	3/27/2006	—	—	—	—	—	—	—	281,946	$50.00	$4,925,597
	6/13/2006	—	—	—	—	—	—		5,000	$50.00	$83,900

Francis M. Rowan	3/27/2006	—	—	—	—	—	—	—	5,000	$50.00	$87,350
	4/28/2006	—	—	—	—	—	—		10,000	$50.00	$173,850

F. David Coder (3)	3/27/2006	—	—	—	—	—	—	—	25,000	$50.00	$436,750

Robert Homler	4/17/2006	—	—	—	—	—	—	—	25,000	$50.00	$439,500

Norman Axelrod	—	—	—	—	—	—	—	—	—	—	—

Jack E. Moore	—	—	—	—	—	—	—	—	—	—	—

(1)

Each of the stock options were granted under the Linens Holding Co. Stock Option Plan and are equally divided between a time option and a performance option. The stock options expire seven years after the date of grant. The time options become vested and exercisable in four equal installments based on the anniversary of the date of grant or the anniversary of a designated date. Each of the grants reflected in the table above with a grant date of March 27, 2006 vest on the first four anniversaries of the February 14, 2006 closing date of the acquisition of Linens ’n Things, Inc. The performance option provides that if on any Measurement Date, the Value Per Share equals or exceeds the Target Stock Price, then the performance option will vest and become exercisable in two equal annual installments on each of the first two anniversaries of the Measurement Date, subject to acceleration in the event of a change in control or a specified liquidity event. Prior to a qualified initial public offering, a Measurement Date is the end of a fiscal quarter beginning with or following December 31, 2007. The Target Stock Price means $50, compounded at an annual rate of 25% from February 14, 2006 to the Measurement Date.

(2)

The June 13, 2006 grant reflects a grant to Mr. DiNicola outside of the Stock Option Plan, but pursuant to Linens Holding Co. and Linens ’n Things, Inc. Director Compensation Policy adopted by the boards of directors of both companies on June 13, 2006. These director options were fully vested and exercisable on the date of grant. The director options have an exercise price of $50.00 per share and expire seven years after the date of grant. See “Director Compensation” below. On March 27, 2006, Mr. DiNicola also received a grant of 40,000 stock options granted outside of the Stock Option Plan, which were fully vested and exercisable on the date of grant, in connection with his purchase of shares of common stock of the Company. These non-plan options also have an exercise price of $50.00 per share and expire seven years after the date of grant. These non-plan options had a grant date fair market value of $666,800.

(3)

On May 11, 2006, Mr. Coder also received a grant of 3,000 stock options granted outside of the Stock Option Plan, which were fully vested and exercisable on the date of grant, connection with his purchase of shares of common stock of the Company. The non-plan options have an exercise price of $50.00 per share and expire seven years after the date of grant. These non-plan options had a grant date fair market value of $50,250.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding exercisable and unexercisable stock options granted to the named executive officers and held as of December 30, 2006, the end of the fiscal year. No stock options were exercised in the 2006 fiscal year.

	Option Awards					Stock Awards
									Equity
								Equity	Incentive
			Equity					Incentive	Plan Awards:
			Incentive					Plan Awards:	Market or
			Plan Awards:				Market	Number of	Payout Value
	Number of	Number of	Number of			Number of	Value of	Unearned	of Unearned
	Securities	Securities	Securities			Shares or	Shares or	Shares, Units	Shares, Units
	Underlying	Underlying	Underlying			Units of	Units of	or Other	or Other
	Unexercised	Unexercised	Unexercised	Option		Stock That	Stock That	Rights That	Rights That
	Options	Options	Unearned	Exercise	Option	Have Not	Have Not	Have Not	Have Not
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
Robert J. DiNicola	—	281,946	—	$50.00	3/27/2014	—	—	—	—
	40,000	—		$50.00	3/27/2014
	5,000	—		$50.00	6/13/2014

Francis M. Rowan	—	5,000	—	$50.00	3/27/2014	—	—	—	—
	—	10,000		$50.00	4/28/2014

F. David Coder	—	25,000	—	$50.00	3/27/2014	—	—	—	—
	3,000	—		$50.00	5/11/2014

Robert Homler	—	25,000	—	$50.00	4/17/2014	—	—	—	—

Norman Axelrod	—	—	—	—	—	—	—	—	—

Jack E. Moore	—	—	—	—	—	—	—	—	—

Nonqualified Deferred Compensation

			Aggregate		Aggregate
		Registrant	Earnings	Aggregate	Balance at
	Executive Contributions	Contributions in Last	in Last	Withdrawals /	Last Fiscal
	in Last Fiscal Year	Fiscal Year	Fiscal Year	Distributions	Year-End
Name	($)	($)	($)	($)	($)
Robert J. DiNicola	—	—	—	—	—

Francis M. Rowan	—	—	—	—	—

F. David Coder (1)	—	—	$1,308.84	$198,646.00	—

Robert Homler	—	—	—	—	—

Norman Axelrod (2)	—	—	$21,231.96	$802,380.00	—

Jack E. Moore	—	—	$4,476.18	$140,261.00	—

(1)	Mr. Coder received a distribution from the Deferred Compensation Plan in February 2006, but is no longer a participant in the plan.

(2)	Mr. Axelrod received a distribution from the Deferred Compensation Plan in February 2006 in connection with termination of employment with LNT.

(3)	Mr. Moore received a distribution from the Deferred Compensation Plan in February 2006 in connection with termination of employment with LNT.

The Linens ’n Things, Inc. Deferred Compensation Plan (as amended and restated in December 2005 and amended in December 2006), is a nonqualified deferred compensation plan to which any employee of LNT or any subsidiary, who elect to participate, may make deferrals of base salary or bonus. Prior to the beginning of a given calendar year, on a date specified by the deferred compensation committee of LNT, a participant may elect to defer up to 75% of base salary and up to 100% of annual incentive award bonus to be received in the given calendar year. Although the plan is unfunded as required by the Internal Revenue Code, amounts credited to participants’ deferred compensation accounts under the plan are deemed to be invested, at the direction of the participants, in hypothetical investment vehicles as specified from time to time with respect to the plan.

None of the current executive officers are participants in the Deferred Compensation Plan.

Director Compensation

                The following table sets forth information with respect to compensation for each of the Company’s directors for the fiscal year ended December 30, 2006.

					Change
					in Pension
					Value and
					Nonqualified
				Non-Equity	Deferred
	Fees Earned or		Option	Incentive Plan	Compensation	All Other
	Paid in Cash	Stock Awards	Awards	Compensation	Earnings	Compensation	Total
Name (1)	($)	($)	($) (2)	($)	($)	($)	($)
Richard Baker (3)	$32,000	—	$83,900	—	—	—	$115,900

Dr. Joyce F. Brown (4)	$23,667	—	$84,150	—	—	—	$107,817

Peter P. Copses	$32,500	—	$83,900	—	—	—	$116,400

Robert J. DiNicola (5)	$32,000	—	$83,900	—	—	—	$115,900

Michael A. Gatto	$32,500	—	$83,900	—	—	—	$116,400

Damian J. Giangiacomo (6)	$32,500	—	$83,900	—	—	—	$116,400

George Golleher (6)	$32,000	—	$83,900	—	—	—	$115,900

Andrew Jhawar	$32,000	—	$83,900	—	—	—	$115,900

Lee Neibart	$32,000	—	$83,900	—	—	—	$115,900

Brian H. Pall (7)	$7,692	—	$85,000	—	—	—	$92,692

(1)

Except as otherwise noted, each of the listed directors was elected as a director of the Company on February 14, 2006. Each current and former dirctor listed above received a grant of 5,000 stock options granted outside of the Linens Holding Co. Stock Option Plan, which were fully vested and exercisable as of the grant date, at an exercise price of $50.00 per share. The grant date was June 13, 2006 or, if later, the date of the director’s appointment to the board of directors of the Company. None of the director options were exercised in the fiscal year ended December 30, 2006 and were held by the respective current or former directors as of December 30, 2006.

(2)

The grant date fair value of each option award is the same as the dollar amount recognized for financial statement reporting purposes with respect to 2006 in accordance with SFAS 123R and reflected in the table above.

(3)	Resigned as a director of the Company effective October 20, 2006.

(4)	Appointed as a director of the Company effective June 15, 2006.

(5)	The amounts reflected in the table above for Mr. DiNicola are also included in the Summary Compensation Table. See “—Summary Compensatio Table” above.

(6)	Elected as a director of the Company effective March 20, 2006.

(7)	Appointed as a director of the Company effective October 20, 2006.

Post Termination Payments and Benefits

Pursuant to their respective employment agreements with LNT, each of the current executive officers is entitled to specified severance compensation in the event of a termination of employment by LNT without cause or by the executive officer for good reason.  In either case, the executive officer is entitled to continued payments of base salary and benefits for the remainder of the term, but no less than two years if the termination occurs during the six-month period following a change in control (as defined in the employment agreement).  In addition, the executive officer will be entitled to payment of a prorated share of the annual performance bonus based on the period of actual employment during the year.  With respect to Mr. DiNicola, the prorated bonus payment will be made provided that bonus targets are met for the year of such termination.  With respect to the other current executive officers, the prorated bonus payments are subject to the discretion of LNT’s board of directors or compensation committee.  Upon such a termination, all unvested stock options will terminate and the executive will be entitled to exercise vested options for a specified period following the termination.  For Mr. DiNicola, the period is 180 days; for the other executive officers, it is 90 days.  In addition to any other severance, Mr. Homler is entitled to the continuation of the fringe benefits available to him immediately prior to the termination for as long as he continues to receive payments of base salary post-termination.

Pursuant to his employment agreement, upon the occurrence of a change of control, all of Mr. DiNicola’s outstanding options will become fully exercisable, provided that any performance option shall not vest solely because a change of control.  In addition, the option grant letters for each of the current executive officers provided that their time options will become fully exercisable immediately prior to a change of control, but that vesting will not be accelerated for any performance option unless the change of controls occurs after a measurement date (as defined in the grant letter).

The employment agreements further provide that if any payment to the executive would be subject to or result in the imposition of the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, then the amount of such payments shall be reduced to the highest amount that may be paid by LNT without subjecting such payment to the excise tax.  The executive will have the right to designate those payments or benefits that will be reduced or eliminated.  Notwithstanding the foregoing, in the employment agreements for Mr. DiNicola and Mr. Homler, the reduction will not apply if the executive would, on a net after-tax basis, receive less compensation than if the payment were not so reduced. All determinations with regard to such excise tax and any reduction in connection with payments to the executive shall be made by a nationally recognized accounting firm that acts as LNT’s outside auditors at the time of such determination.

Upon termination of employment because of death or disability, the executive (or his estate) will be entitled to the executive’s current base salary (less any payments made under Company-sponsored disability benefit plans) for the remainder of the employment period, plus payment of a prorated share of the annual performance bonus based on the period of actual employment during the year.  With respect to Mr. DiNicola, the prorated bonus payment will be made provided that bonus targets are met for the year of such termination.  With respect to the other current executive officers, the prorated bonus payments are subject to the discretion of LNT’s board of directors or compensation committee.  Stock options that are not exercisable as of the date of termination because of death or disability will expire, and options which are exercisable as of such date will remain exercisable for a 180-day period.  In the event of Mr. DiNicola’s termination because of death or disability, all of his outstanding options will become fully exercisable.

Upon a termination of employment, if any of the executive officers other than Mr. DiNicola own shares of common stock of the Company, the shares are subject to repurchase by LNT or its designee for a period of 180 days (270 days upon termination because of death or disability) following the termination based on fair value as determined by the LNT board of directors.

The following tables summarize the value of the compensation that the current executive officers would receive if they had terminated employment on December 30, 2006 under the circumstances shown. The tables exclude (1) amounts accrued through December 30, 2006 that would be paid in the normal course of continued employment, such as accrued but unpaid salary, and (2) vested account balances under the LNT 401(k) Plan that is generally available to all of LNT’s salaried employees.  No annual performance bonuses were paid with respect to the year ended December 30, 2006.

		Before Change in Control	After Change in Control
		Termination	Termination
Name	Benefit	w/o Cause or for Good Reason	w/o Cause or for Good Reason	Voluntary Termination	Death	Disability	Change in Control
Robert J. DiNicola	Continued base salary	$2,700,000	$2,700,000	$—	$2,700,000	$2,700,000	$—
	Continued fringe benefits	$—	$—	$—	$—	$—	$—
	Acceleraton of vesting of stock options	$—	$201,304	$—	$201,304	$201,304	$201,304

Francis M. Rowan	Continued base salary	$250,000	$500,000	$—	$250,000	$250,000	$—
	Continued fringe benefits	$—	$—	$—	$—	$—	$—
	Acceleraton of vesting of stock options	$—	$7,435	$—	$—	$—	$7,435

F. David Coder	Continued base salary	$400,000	$800,000	$—	$400,000	$400,000	$—
	Continued fringe benefits	$—	$—	$—	$—	$—	$—
	Acceleraton of vesting of stock options	$—	$12,416	$—	$—	$—	$12,416

Robert Homler	Continued base salary	$400,000	$800,000	$—	$400,000	$400,000	—
	Continued fringe benefits	$9,796	$9,796	$—	$—	$—	$—
	Acceleraton of vesting of stock options	$—	$12,416	$—	$—	$—	$12,416

Compensation Committee Report

The compensation committee of the board of directors of the Company oversees the compensation program of the Company on behalf of the board of directors.  In fulfilling its oversight responsibilities, the compensation committee reviewed and discussed with management of the Company the “Compensation Discussion and Analysis” included in this report.

In reliance on this review and discussion, the compensation committee recommended to the board of directors that the “Compensation Discussion and Analysis” be included in this report to be filed with the SEC.

Members of the Compensation Committee:

Andrew S. Jhawar, Chairman

George Golleher

Brian H. Pall

This Compensation Committee Report shall not be deemed to be incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, and shall not otherwise be deemed filed under such acts.

Item 15.  Exhibits, Financial Statement Schedules

(a)  The following documents are filed as part of this report.

1.             Financial Statements

The following Consolidated Financial Statements for the 52 weeks ended December 30, 2006 are included in this report as follows:

Pages

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements	53

Consolidated Statements of Operations for the period February 14, 2006 to December 30, 2006 (Successor Entity), the period January 1, 2006 to February 13, 2006 (Predecessor Entity), the fiscal year ended December 31, 2005 (Predecessor Entity) and the fiscal year ended January 1, 2005 (Predecessor Entity)	54

Consolidated Balance Sheets as of December 30, 2006 (Successor Entity) and December 31, 2005 (Predecessor Entity)	55

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the period February 14, 2006 to December 30, 2006 (Successor Entity), the period January 1, 2006 to February 13, 2006 (Predecessor Entity), the fiscal year ended December 31, 2005 (Predecessor Entity) and the fiscal year ended January 1, 2005 (Predecessor Entity)	56

Consolidated Statements of Cash Flows for the period February 14, 2006 to December 30, 2006 (Successor Entity), the period January 1, 2006 to February 13, 2006 (Predecessor Entity), the fiscal year ended December 31, 2005 (Predecessor Entity) and the fiscal year ended January 1, 2005 (Predecessor Entity)

57 - 58

Notes to Consolidated Financial Statements	59 - 105

2.             Schedules

None

3.             Exhibits

The exhibits on the accompanying exhibit index are filed as part of, and incorporated by reference into, this report.

Exhibits

Exhibit Number	Description of Exhibits

3.1**	Certificate of Merger merging Linens Merger Sub Co. with and into Linens ’n Things, Inc.

3.2**	Amended and Restated Certificate of Incorporation of Linens ’n Things, Inc.

3.3**	Amended and Restated By-laws of Linens ’n Things, Inc.

3.4**	Articles of Incorporation of Linens ’n Things Center, Inc.

3.5**	By-laws of Linens ’n Things Center, Inc.

3.6**	Amended and Restated Certificate of Incorporation of Linens Holding Co.

3.7**	Amended and Restated By-laws of Linens Holding Co.

3.8**	Articles of Incorporation of Bloomington, MN., L.T., Inc.

3.9**	By-laws of Bloomington, MN., L.T., Inc.

3.10**	Certificate of Formation of Vendor Finance, LLC

3.11**	Amended and Restated Operating Agreement of Vendor Finance, LLC

3.12**	Certificate of Incorporation of E W Kalkin, Inc. (n/k/a) LNT, Inc.

3.13**	Certificate of Amendment to the Certificate of Incorporation of E W Kalkin, Inc. (changing name to Linens ’n Things, Inc.)

3.14**	Certificate of Amendment to the Certificate of Incorporation of Linens ’n Things, Inc. (changing name to LNT, Inc.)

3.15**	By-laws of LNT, Inc.

3.16**	Certificate of Incorporation of LNT Services, Inc.

3.17**	By-laws of LNT Services, Inc.

3.18**	Certificate of Formation of LNT Leasing II, LLC

3.19**	Amended and Restated Operating Agreement of LNT Leasing II, LLC

3.20**	Certificate of Incorporation of LNT West, Inc.

3.21**	By-laws of LNT West, Inc.

3.22**	Certificate of Organization of LNT Virginia LLC

3.23**	Amended and Restated Operating Agreement of LNT Virginia LLC

3.24**	Certificate of Formation of LNT Merchandising Company LLC

3.25**	Amended and Restated Operating Agreement of LNT Merchandising Company LLC

3.26**	Certificate of Formation of LNT Leasing III, LLC

3.27**	Amended and Restated Operating Agreement of LNT Leasing III, LLC

3.28**	Certificate of Formation of Citadel LNT, LLC

3.29**	Amended and Restated Operating Agreement of Citadel LNT, LLC

4.1*

Indenture, dated as of February 14, 2006, among Linens ’n Things, Inc., Linens ’n Things Center, Inc., the Guarantors (as defined therein) and The Bank of New York, as Trustee, with respect to the Senior Secured Floating Rate Notes due 2014

4.2*	Form of Senior Secured Floating Rate Notes due 2014 (included as “Exhibit A” to Exhibit 4.1)

4.3*

Registration Rights Agreement, dated February 14, 2006, by and among Linens ’n Things, Inc., Linens ’n Things Center, Inc., the Guarantors listed on Schedule I thereto and Bear, Stearns & Co. Inc. and UBS Securities LLC

10.1*

Credit Agreement, (the “Credit Agreement”) dated as of February 14, 2006, among Linens ’n Things, Inc., Linens ’n Things Center, Inc., the Subsidiary Guarantors (as defined therein), the parties named therein from time to time as lenders, whether by execution of the Credit Agreement or an Assignment and Acceptance, UBS Securities LLC, as Arranger and Bookmanager, UBS AG, Stamford Branch, as Issuing Bank, US Administrative Agent and US Co-Collateral Agent, UBS AG, Canada Branch, as Canadian Co-Collateral Agent, Wachovia Bank, National Association, as US Co-Collateral Agent, Co-Documentation Agent and an Issuing Bank, Wachovia Capital Finance Corporation (Canada), as Canadian Administrative Agent, Canadian Co-Collateral Agent and Canadian Swingline Lender, UBS Loan Finance LLC, as US Swingline Lender, UBS Securities LLC and Bear, Stearns & Co. Inc., as Joint Book Runners, Bear, Stearns & Co. Inc., as Co-Syndication Agent, Wells Fargo, as Co-Documentation Agent and The CIT Group/Business Credit, Inc., as Co-Syndication Agent

10.2**	Stockholders’Agreement, dated as of February 14, 2006, between Linens Holding Co. and its stockholders

10.3**	Security Agreement, dated as of February 14, 2006, by Linens ’n Things, Inc., Linens ’n Things Center, Inc., the Guarantors party thereto and The Bank of New York

10.4**

Security Agreement, dated as of February 14, 2006, by Linens ’n Things, Inc., Linens ’n Things Center, Inc., the Guarantors party thereto, UBS AG, Stamford Branch and Wachovia Bank, National Association

10.5**

Management Services Agreement, dated as of February 14, 2006, among Linens ’n Things, Inc., Linens Holding Co., Apollo Management V, L.P., NRDC Linens B LLC and Silver Point Capital Fund Investments LLC

10.6**

Intercreditor Agreement, dated as of February 14, 2006, by and among Linens ’n Things, Inc., Linens Holding Co., Linens ’n Things Center, Inc., Linens ’n Things Canada Corp., the Subsidiary Guarantors (as defined therein), UBS AG, Stamford Branch, Wachovia Bank, National Association, UBS AG Canada Branch, Wachovia Capital Finance Corporation and The Bank of New York

10.7*	Employment Agreement with Robert J. DiNicola

10.8*	Option Grant Letter with Robert J. DiNicola

10.9***	Employment Agreement with Francis M. Rowan

10.10*	Employment Agreement with F. David Coder

10.11*	Amended and Restated Employment Agreement with F. David Coder

10.12*	Option Grant Letter with F. David Coder

10.13*	Employment Agreement with Robert Homler

10.14*	Amended and Restated Employment Agreement with Robert Homler

10.15**	Separation Agreement and General Release, by and between Jack E. Moore and Linens ’n Things, Inc.

10.16*	Linens Holding Co. Stock Option Plan

10.17*	Standard Form of Option Grant Letter

10.18*	Director Compensation Policy

10.19*	Standard Form of Director Option Grant Letter

10.20**	Trademark Security Agreement, dated as of February 14, 2006, by Bloomington, MN., L.T., Inc. in favor of The Bank of New York

10.21**	Trademark Security Agreement, dated as of February 14, 2006, by LNT Merchandising Company LLC in favor of The Bank of New York

10.22**	Trademark Security Agreement, dated as of February 14, 2006, by LNT Services, Inc. in favor of The Bank of New York

10.23**	Copyright Security Agreement, dated as of February 14, 2006, by Linens ’n Things, Inc. in favor of The Bank of New York

10.24**	Copyright Security Agreement, dated as of February 14, 2006, by Linens ’n Things Center, Inc. in favor of The Bank of New York

14.1**	Code of Ethics for the Chief Executive Officer and Senior Financial Officers of Linens ’n Things, Inc. and Linens Holding Co.

21.1*	Subsidiaries of Linens Holding Co.

31.1****

Certification of the Chief Executive Officer of Linens Holding Co., Linens ’n Things, Inc., and Linens ’n Things Center, Inc. pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2****

Certification of the Chief Financial Officer of Linens Holding Co., Linens ’n Things, Inc., and Linens ’n Things Center, Inc. pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1****	Certification of the Chief Executive Officer and Chief Financial Officer of Linens Holding Co., Linens ’n Things, Inc., and Linens ’n Things Center, Inc. pursuant to 18 U.S.C. Section 1350

*	Filed previously as an exhibit to the Registration Statement on Form S-4 (File No. 333-135646) filed by the Registrants on July 7, 2006.

**	Filed previously as an exhibit to the Registration Statement on Form S-4/A (File No. 333-135646) filed by the Registrants on August 11, 2006.

***	Filed previously as an exhibit to the Annual Report on Form 10-K for the fiscal year ended on December 30, 2006 filed by the Registrants on March 27, 2007.

****	Included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants’ have duly caused this Report to be signed on their behalf by the undersigned, thereunto duly authorized.

LINENS HOLDING CO.
LINENS ’N THINGS, INC.
LINENS ’N THINGS CENTER, INC.

Date: September 28, 2007	By:	/s/ Francis M. Rowan
Francis M. Rowan
Senior Vice President and Chief Financial Officer